Form 10-K
HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
filed 2001-03-27
CIK 1110503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 0-23942

HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I, SERIES 2000-1
(Exact name of Registrant as specified in Department
Of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	36-1239445 (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____ No X
The aggregate principal amount of the Notes held by non-affiliates of the Servicer as of December 31, 2000 was approximately $1.2 Billion.
INTRODUCTORY NOTE

Household Receivables Funding, Inc. III Corporation (the "Transferor") is the transferor under a Transfer and Servicing Agreement (the "Agreement") dated as of September 25, 2000, as amended by the Amended and Restated Transfer and Financing Agreement dated as of November 16, 2000 (collectively, the "Agreement"), by and among the Transferor, Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Trustee"), as supplemented by the Series Supplements, providing for the issuance of Asset Backed Notes (the "Notes"), and is the originator of the trust called the Household Credit Card Master Note Trust I (the "Registrant" or the "Trust").

Each Note represents an undivided interest in the Trust. The Series 2000-1 Supplement dated as of November 16, 2000, (the "Series 2000-1 Supplement") among the Transferor, the Servicer and the Trustee created a Series of Notes designated as Household Credit Master Note Trust I, Series 2000-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2000-1 Class A Notes and a subordinated class designated as Series 2000-1 Class B Notes. In additional, there is a Transferor Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 2000-1 Notes Investor Certificates. The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. As of February 28, 2001, 11 Class A Noteholders and 3 Class B Noteholders, some of whom may be holding Notes for the accounts of others.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 28, 2001. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A Noteholders
Chase Manhattan Bank 4 New York Plaza - 13th Floor New York, NY 10004	$59,000	5.38%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$425,333	38.55%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$438,000	39.70%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class B Noteholders
Bankers Trust Company 648 Grassmere Park Drive Nashville, TN 37211	$40,000	41.38%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$54,667	56.55%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2000, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000:

Date of Reports	Items Covered
December 15, 2000.	Item 7. Statement to Noteholders with respect to distribution made on December 15, 2000.
(c) Exhibit 99. Copy of Annual Statement to Noteholders for the year 2000.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Credit Card Master Note Trust I, Series 2000-1 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I, SERIES 2000-1 (Registrant)

By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: March 27, 2001

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2000.