Form 10-K
HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
filed 2002-03-28
CIK 1110503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 0-23942

HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
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

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Servicer as of December 31, 2001 was approximately $2.6 Billion.
INTRODUCTORY NOTE

Household Receivables Funding, Inc. III Corporation (the "Transferor") is the transferor under a Transfer and Servicing Agreement (the "Agreement") dated as of September 25, 2000, as amended by the Amended and Restated Transfer and Financing Agreement dated as of November 16, 2000, as amended (collectively, the "Agreement"), by and among the Transferor, Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Trustee"), as supplemented by the Series Supplements, providing for the issuance of Asset Backed Notes (the "Notes"), and is the originator of the trust called the Household Credit Card Master Note Trust I (the "Registrant" or the "Trust").

Each Note represents an undivided interest in the Trust. The Series 2000-1 Supplement dated as of November 16, 2000, (the "Series 2000-1 Supplement") among the Transferor, the Servicer and the Trustee created a Series of Notes designated as Household Credit Master Note Trust I, Series 2000-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2000-1 Class A Notes and a subordinated class designated as Series 2000-1 Class B Notes. The Series 2001-1 Supplement dated as of January 25, 2001, (the "Series 2001-1 Supplement") among the Transferor, the Servicer and the Trustee created a Series of Notes designated as Household Credit Master Note Trust I, Series 2001-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-1 Class A Notes and a subordinated class designated as Series 2001-1 Class B Notes. The Series 2001-2 Supplement dated as of June 20, 2001, (the "Series 2001-2 Supplement") among the Transferor, the Servicer and the Trustee created a Series of Notes designated as Household Credit Master Note Trust I, Series 2001-2 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-2 Class A Notes and a subordinated class designated as Series 2001-2 Class B Notes. In additional, there is a Transferor Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 2000-1, Series 2001-1 and Series 2001-2 Asset Backed Notes. The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. As of February 20, 2002, 18 Class A Noteholders and 17 Class B Noteholders, some of whom may be holding Notes for the accounts of others.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 20, 2002. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1, Class A Noteholders
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$40,000	41.38%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$54,667	56.55%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1, Class B Noteholders
JPMorgan Chase Bank c/o JP Morgan Investor Services Dallas, TX 75254	$62,000	5.62%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$425,333	38.55%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$463,100	41.97%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1, Class A Noteholders
JPMorgan Chase Bank c/o JP Morgan Investor Services Dallas, TX 75254	$186,500	22.54%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$260,000	31.42%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$311,000	37.58%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1, Class B Noteholders
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$30,000	41.38%
Mizuho Trust & Banking Co. 666 Fifth Avenue, Suite 802 New York, NY 10103	$35,000	48.28%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2, Class A Noteholders
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$196,000	39.20%
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	$65,000	$13.00
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$27,800	5.56%
JPMorgan Chase Bank c/o JP Morgan Investor Services Dallas, TX 75254	$75,500	15.10%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$40,000	8.00%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$82.600	16.52%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2, Class B Noteholders
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	$3,000	6.85
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$17,000	38.81%
JPMorgan Chase Bank c/o JP Morgan Investor Services Dallas, TX 75254	$10,000	22.83%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$13,807	31.52%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 24, 2001, November 21, 2001 and December 26, 2001.	Item 7. Statement to Noteholders with respect to distribution made on October 24, 2001, November 21, 2001 and December 26, 2001.

(c) Exhibit 99	Copy of Annual Statement to Noteholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Credit Card Master Note Trust I by the undersigned, thereunto duly authorized.

	HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.