Form 10-K
period 2002-12-31
HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
filed 2003-03-31
CIK 1110503

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                        Commission File No. 333-74898-01

                   HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
                   -----------------------------------------
              (Exact name of Registrant as specified in Department Of the Treasury, Internal Revenue Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                          -----------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)
                DELAWARE                             Not Applicable
                --------                             --------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number
       incorporation of Servicer)                    of Registrant)

 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
 -----------------------------------------------------------
(Address of principal executive offices of Servicer)
(Zip Code)

Servicer's telephone number, including area code  (847) 564-5000
                                                  --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

Household Receivables Funding, Inc. III (the "Transferor") is the transferor under a Amended and Restated Transfer and Servicing Agreement dated as of November 16, 2000 (as amended, the "Agreement"), by and among the Transferor, Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), for the Household Credit Card Master Note Trust I (the "Registrant" or the "Trust"). Under the Agreement, the Transferor sells certain receivables arising in connection with revolving credit accounts to the Owner Trustee on behalf of the Trust. Such receivables are pledged as collateral for series of asset-backed notes (the "Notes") issued pursuant the Amended and Restated Master Indenture dated as of November 16, 2000, between the Owner Trustee and Wells Fargo Bank Minnesota, N.A., as indenture trustee ("Indenture Trustee"), and each indenture supplement thereto (together, and as such agreements may be amended or supplemented from time to time, an "Indenture")

Each Note represents an undivided interest in the Trust. The Series 2000-1 Supplement dated as of November 16, 2000 (the "Series 2000-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2000-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2000-1 Class A Notes and a subordinated class designated as Series 2000-1 Class B Notes. The Series 2001-1 Supplement dated as of January 25, 2001 (the "Series 2001-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2001-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-1 Class A Notes and a subordinated class designated as Series 2001-1 Class B Notes. The Series 2001-2 Supplement dated as of June 20, 2001, (the "Series 2001-2 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2001-2 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-2 Class A Notes and a subordinated class designated as Series 2001-2 Class B Notes. The Series 2002-1 Indenture Supplement dated as of October 28, 2002, (the "Series 2002-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2002-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2002-1 Class A Notes and a subordinated class designated as Series 2002-1 Class B Notes.

In additional, there is a Transferor Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 2000-1, Series 2001-1, Series 2001-2 and Series 2002-1 Asset Backed Notes. The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts that are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

                                     PART I

Item 1.     Business.
            --------

Not Applicable.

Item 2.     Properties.
            ----------

Not Applicable.

Item 3.     Legal Proceedings.
            -----------------

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Transferor or the Servicer with respect to the Notes or the Registrant's property.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2002.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
Matters.
-------

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 25, 2003, there were less than 300 holders of record of each Class of Notes.

Item 6.     Selected Financial Data.
            -----------------------

Not Applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
Results of Operations.
---------------------

Not Applicable.

Item 8.     Financial Statements and Supplementary Data.
            -------------------------------------------

Not Applicable.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
Financial Disclosure.
--------------------

None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.
            --------------------------------------------------

Not Applicable.

Item 11.    Executive Compensation.
            ----------------------

Not Applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of March 25, 2003. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                    Amount Owned
                                                    ------------
                                               All dollar amounts are
                                               ----------------------
                                                    in thousands
                                                    ------------

Name and Address                              Principal       Percent
----------------                              ---------       -------

Series 2000-1, Class A Noteholders
----------------------------------
The Bank of New York                            $90,666         8.22%
One Wall Street
New York, NY 10286

Merrill Lynch, Pierce Fenner & Smith           $212,666        19.28%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855

                                                   Amount Owned
                                                   ------------
                                               All dollar amounts are
                                               ----------------------
                                                    in thousands
                                                    ------------

Name and Address                              Principal       Percent
----------------                              ---------       -------

JPMorgan Chase Bank                            $222,000        20.12%
14201 Dallas Pkwy
Dallas, TX 75254

State Street Bank and Trust Company            $431,098        39.07%
Global Corporate Action Unit JAB 5NW
1776 Heritage Dr.
No. Quincy, MA 02171

Series 2000-1, Class B Noteholders
----------------------------------

Deutsche Bank Trust Company Americas           $ 40,000        41.38%
648 Grassmere Park Road
Nashville, TN 37211

Merrill Lynch, Pierce Fenner & Smith           $ 54,667        56.55%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855


Series 2001-1, Class A Noteholders
----------------------------------

JPMorgan Chase Bank                            $186,500        22.54%
Proxy/Class Actions/Bankruptcy
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith           $196,500        23.75%
Safekeeping
4 Corporate Place
Piscataway, NJ 08855

                                                    Amount Owned
                                                    ------------
                                               All dollar amounts are
                                               ----------------------
                                                    in thousands
                                                    ------------

Name and Address                              Principal       Percent
----------------                              ---------       -------

State Street Bank and Trust Company            $292,549        35.35%
Global Corporate Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171

The Bank of New York                           $ 63,500         7.67%
One Wall Street
New York, NY 10286

Series 2001-1, Class B Noteholders
----------------------------------

Deutsche Bank Trust Company Americas           $ 30,000        41.38%
648 Grassmere Park Road
Nashville, TN 37211

Mizuho Trust & Banking Co.                     $ 35,000        48.28%
666 Fifth Avenue, Suite 802
New York, NY 10103

Series 2001-2, Class A Noteholders
----------------------------------

Bank of New York                               $ 60,600        12.12%
One Wall Street
New York, NY  10286

Barclays Global Investors N.A./Investors       $ 65,000        $13.00
Bank & Trust
980 9th Street, 6th Floor
Sacramento, CA 95814

Boston Safe Deposit and Trust Company          $ 46,500         9.3%
c/o Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

JPMorgan Chase Bank                            $ 72,500        14.50%
Proxy/Class Actions/Bankruptcy
14201 Dallas Pkwy
Dallas, TX 75254

                                                    Amount Owned
                                                    ------------
                                               All dollar amounts are
                                               ----------------------
                                                    in thousands
                                                    ------------

Name and Address                              Principal       Percent
----------------                              ---------       -------

Northern Trust Company                         $ 40,000         8.00%
801 S. Canal C-IN
Chicago, IL 60607

State Street Bank and Trust Company            $108,800        21.76%
Global Corporate Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171

UBS AG                                         $ 88,500        17.7%
677 Washington Blvd
Stamford, CT 06901

Series 2001-2, Class B Noteholders
----------------------------------

Barclays Global Investors N.A./Investors       $ 15,000        34.24%
Bank & Trust
980 9th Street, 6th Floor
Sacramento, CA 95814

Boston Safe Deposit and Trust Company          $  5,000        11.41%
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

JPMorgan Chase Bank                            $ 10,000        22.83%
Proxy/Class Actions/Bankruptcy
14201 Dallas Pkwy
Dallas, TX 75254

SSB - Bank Portfolio                           $ 13,807        31.52%
Global Corporate Action Unit JAB 5NW
1776 Heritage Drive
No. Quincy, MA 02171

                                                    Amount Owned
                                                    ------------
                                               All dollar amounts are
                                               ----------------------
                                                    in thousands
                                                    ------------

Name and Address                              Principal       Percent
----------------                              ---------       -------

Series 2002-1, Class A Noteholders
----------------------------------

The Bank of New York                           $108,775        21.45%
One Wall Street
New York, NY 10286

Boston Safe Deposit and Trust Company          $123,350        24.32%
c/o Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

JPMorgan Chase Bank                            $128,685        25.38%
Proxy/Class Actions/Bankruptcy
Dallas, TX 75254

Merrill Lynch, Pierce Fenner & Smith           $ 63,500        12.52%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

UBS AG                                         $ 44,111         8.70%
677 Washington Blvd
Stamford, CT 06901

Series 2002-1, Class B Noteholders
----------------------------------

JPMorgan Chase Bank                            $ 52,589        99.43%
Proxy/Class Actions/Bankruptcy
14201 Dallas Pkwy
Dallas, TX 75254



Item 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------

None or Not Applicable.

Item 14     Controls and Procedures
            -----------------------

Not Applicable.

                                PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            ----------------------------------------------------------------

(a)    List the following documents filed as a part of the report:

(1)    Financial Statements

Not Applicable.

(2)    Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002:

          Date of Reports                           Items Covered
          ---------------                           -------------

October 15, 2002, November 15, 2002       Item 7. Statement to Noteholders
       and December 16, 2002              with respect to distributions made
                                          on October 15, 2002, November 15,
                                             2002 and December 16, 2002.

October 28, 2002                          Item 5. On October 28, 2002, Household
                                          Credit Card Master Note Trust I issued
                                          its Series 2002-1 Asset Backed Notes.
                                          Item 7. The Series 2002-1 Indenture
                                          Supplement.

(c)

Exhibit 99(a) Copy of Annual Statement to Noteholders for the year 2002 for Series 2000-1 Asset Backed Notes.

Exhibit 99(b) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-1 Asset Backed Notes.

Exhibit 99(c) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-2 Asset Backed Notes.

Exhibit 99(d) Copy of Annual Statement to Noteholders for the year 2002 for Series 2002-1 Asset Backed Notes.

Exhibit 99(e) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2000-1 Asset Backed Notes.

Exhibit 99(f) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2001-1 Asset Backed Notes.

Exhibit 99(g) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2001-2 Asset Backed Notes.

Exhibit 99(h) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2002-1 Asset Backed Notes.

Exhibit 99(i)       Annual Servicer's Certificate dated March 31, 2003.

(d)  Not Applicable.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Credit Card Master Note Trust I by the undersigned, thereunto duly authorized.

                       HOUSEHOLD FINANCE CORPORATION,
                       as Servicer of and on behalf of the
                       HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
                       -----------------------------------------
                       (Registrant)

                       By: /s/ Steven H. Smith
                           -------------------
                       Steven H. Smith
                       Assistant Treasurer


Dated:  March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

    1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Credit Card Master Trust I ;

    2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

    4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

    5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, N.A. and The Depository Trust Company.


Date:  March 31, 2003

      /s/ Steven H. Smith
      -------------------
      Steven H. Smith
      Assistant Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.     Exhibit
-----------     -------

Exhibit 99(a) Copy of Annual Statement to Noteholders for the year 2002 for Series 2000-1 Asset Backed Notes.

Exhibit 99(b) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-1 Asset Backed Notes.

Exhibit 99(c) Copy of Annual Statement to Noteholders for the year 2002 for Series 2001-2 Asset Backed Notes.

Exhibit 99(d) Copy of Annual Statement to Noteholders for the year 2002 for Series 2002-1 Asset Backed Notes.

Exhibit 99(e) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2000-1 Asset Backed Notes.

Exhibit 99(f) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2001-1 Asset Backed Notes.

Exhibit 99(g) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2001-2 Asset Backed Notes.

Exhibit 99(h) Copy of Independent Accountants' Report dated February 28, 2003 for Series 2002-1 Asset Backed Notes.

Exhibit 99(i)   Annual Servicer's Certificate dated March 31, 2003.