Form 10-K
period 2003-12-31
HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
filed 2004-03-26
CIK 1110503

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 333-74898-01

HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

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

Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.
INTRODUCTORY NOTE

Household Receivables Funding, Inc. III (the "Transferor") is the transferor under an Amended and Restated Transfer and Servicing Agreement dated as of November 16, 2000 (as amended, the "Agreement"), by and among the Transferor, Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), for the Household Credit Card Master Note Trust I (the "Registrant" or the "Trust"). Under the Agreement, the Transferor sells certain receivables arising in connection with revolving credit accounts to the Owner Trustee on behalf of the Trust. Such receivables are pledged as collateral for series of asset-backed notes (the "Notes") issued pursuant to the Amended and Restated Master Indenture dated as of November 16, 2000, between the Owner Trustee and Wells Fargo Bank Minnesota, N.A., as indenture trustee ("Indenture Trustee"), and each indenture supplement thereto (together, and as such agreements may be amended or supplemented from time to time, an "Indenture").

Each Note represents an undivided interest in the Trust. The Series 2000-1 Supplement dated as of November 16, 2000 (the "Series 2000-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2000-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2000-1 Class A Notes and a subordinated class designated as Series 2000-1 Class B Notes. The Series 2001-1 Supplement dated as of January 25, 2001 (the "Series 2001-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2001-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-1 Class A Notes and a subordinated class designated as Series 2001-1 Class B Notes. The Series 2001-2 Supplement dated as of June 20, 2001 (the "Series 2001-2 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2001-2 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2001-2 Class A Notes and a subordinated class designated as Series 2001-2 Class B Notes. The Series 2002-1 Indenture Supplement dated as of October 28, 2002 (the "Series 2002-1 Supplement"), between the Owner Trustee and the Indenture Trustee created a Series of Notes designated as Household Credit Card Master Note Trust I, Series 2002-1 Asset Backed Notes; consisting of two classes; a senior class designated as Series 2002-1 Class A Notes and a subordinated class designated as Series 2002-1 Class B Notes.

In additional, there is a Transferor Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 2000-1, Series 2001-1, Series 2001-2 and Series 2002-1 Asset Backed Notes. As of December 31, 2003, the outstanding principal balance of the Series 2000-1 Notes was approximately $1,200,000,000, the Series 2001-1 Notes was approximately $900,000,000, the Series 2001-2 Notes was approximately $543,807,000 and the Series 2002-1 Notes was approximately $560,000,000.

The Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Transferor or the Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 25, 2004, there were less than 300 holders of record of each Class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures. Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1 Class A Noteholders
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$421,098	38.17%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$301,568	27.33%
Deutsche Bank Securities Inc. 1251 Avenue of the Americas New York, NY 10020	$100,000	9.06%
The Bank of New York One Wall Street New York, NY 10286	$90,666	8.22%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1 Class B Noteholders
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$40,000	41.38%
PNC Bank, National Association 8800 Tinicum Blvd. T MS F6-F266-02-2 Philadelphia, PA 19153	$23,667	24.48%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$20,000	20.69%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$13,000	13.45%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1 Class A Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$292,549	35.35%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$196,500	23.75%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy Dallas, TX 75254	$179,951	21.75%
The Bank of New York One Wall Street New York, NY 10286	$63,500	7.67%
Name and Address	Principal	Percent
Series 2001-1 Class B Noteholders
The Bank of New York One Wall Street New York, NY 10286	$35,000	48.28%
Deutsche Bank Trust Company Americas 648 Grassmere Park Road Nashville, TN 37211	$30,000	41.38%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class A Noteholders
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$94,500	18.90%
UBS AG 677 Washington Blvd Stamford, CT 06901	$88,500	17.7%
The Bank of New York One Wall Street New York, NY 10286	$85,600	17.12%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$74,100	14.82%
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	$65,000	$13.00
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$53,200	10.64%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-2 Class B Noteholders
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$38,807	88.59%
The Bank of New York One Wall Street New York, NY 10286	$5,000	11.41%
Name and Address	Principal	Percent
Series 2002-1 Class A Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$191,085	37.68%
The Bank of New York One Wall Street New York, NY 10286	$84,055	16.58%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$80,370	15.85%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$63,500	12.52%
UBS AG 677 Washington Blvd. Stamford, CT 06901	$44,111	8.70%

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-1, Class B Noteholders
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$47,589	89.98%
WestLB Panmure Securities Agency Account *** Participant Contact Not Found ***	$5,000	9.45%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14 Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

Date of Reports	Items Covered
October 24, 2003, November 26, 2003 and December 24, 2003	Item 7. Statement to Noteholders with respect to distributions made on October 15, 2003, November 17, 2003 and December 15, 2003.

(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2000-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-1 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-2 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-1 Asset Backed Notes.
Exhibit 99(e)	Independent Accountants' Report dated February 28, 2004 for Series 2000-1 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated February 28, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated February 28, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated February 28, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Annual Servicer's Certificate dated March 25, 2004.

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

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Credit Card Master Note Trust I ;

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

Date: March 25, 2004

/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2000-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-1 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2001-2 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2003 for Series 2002-1 Asset Backed Notes.
Exhibit 99(e)	Independent Accountants' Report dated February 28, 2004 for Series 2000-1 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated February 28, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated February 28, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated February 28, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Annual Servicer's Certificate dated March 25, 2004.