Form 10-K
period 2004-12-31
HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
filed 2005-03-31
CIK 1110503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-74898-01

HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I
(Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)

HSBC FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)

DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 Sanders Road, Prospect Heights, Illinois 60070 (Address of principal executive offices of Servicer) (847) 564-5000 Servicer's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series 2000-1 Asset Backed Notes
Class A Notes and Class B Notes
Series 2001-1 Asset Backed Notes
Class A Notes and Class B Notes
Series 2001-2 Asset Backed Notes
Class A Notes and Class B Notes
Series 2002-1 Asset Backed Notes
Class A and Class B Notes

None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Receivables Funding, Inc. III (the "Transferor") is the transferor under an Amended and Restated Transfer and Servicing Agreement dated as of November 16, 2000 (as amended, the "Agreement"), by and among the Transferor, HSBC Finance Corporation, successor by merger to Household Finance Corporation, as Servicer (the "Servicer") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), for the Household Credit Card Master Note Trust I (the "Registrant" or the "Trust"). Under the Agreement, the Transferor sells certain receivables arising in connection with revolving credit accounts to the Owner Trustee on behalf of the Trust. Such receivables are pledged as collateral for series of asset-backed notes (the "Notes") issued pursuant to the Amended and Restated Master Indenture dated as of November 16, 2000, between the Owner Trustee and Wells Fargo Bank Minnesota, N.A., as indenture trustee ("Indenture Trustee"), and each indenture supplement thereto (together, and as such agreements may be amended or supplemented from time to time, an "Indenture").

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

In additional, there is a Transferor Certificate outstanding representing an undivided interest in the Trust that is not otherwise represented by the Series 2000-1, Series 2001-1, Series 2001-2 and Series 2002-1 Asset Backed Notes. On June 15, 2004, the Series 2001-2 Notes were paid in full. As of December 31, 2004, the outstanding principal balance of the Series 2000-1 Notes was approximately $1,200,000,000, the Series 2001-1 Notes was approximately $900,000,000, and the Series 2002-1 Notes was approximately $560,000,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Notes (the "Noteholders") was solicited for any purpose during the year ended December 31, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the Servicer, there is no established public trading market for the Notes. At March 24, 2005, there were less than 300 holders of record of each Class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Not Applicable.

Item 9B. Other Information.

Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A and Class B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Servicer from the Trustee and from The Depository Trust Company as of March 9, 2005. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1 Class A Noteholders
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$480,673	43.57%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$319,353	28.94%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$95,000	8.61%
Mellon Trust of New England, National Association 525 William Penn Place Pittsburgh, PA 15259	$66,850	6.06%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2000-1 Class B Noteholders
The Bank of New York One Wall Street New York, NY 10286	$40,000	41.38%
PNC Bank, National Association 8800 Tinicum Blvd. T MS F6-F266-02-2 Philadelphia, PA 19153	$23,667	24.48%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$20,000	20.69%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$13,000	13.45%
Series 2001-1 Class A Noteholders
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$292,549	35.35%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08855	$46,200	55.83%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy Dallas, TX 75254	$314,951	38.06%
The Bank of New York One Wall Street New York, NY 10286	$69,500	8.40%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2001-1 Class B Noteholders
The Bank of New York One Wall Street New York, NY 10286	$35,000	48.28%
JPMorgan Chase Bank, National Association Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Fl 12 Dallas, TX 75254	$32,000	44.14%

Series 2001-2 Class A Noteholders
None.
Series 2001-2 Class B Noteholders
None.
Series 2002-1 Class A Noteholders
JPMorgan Chase Bank Proxy/Class Action/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$176,285	34.76%
JPM/PRUDEN Participant information unavailable Contact The Depository Trust Company	$126,175	24.88%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$38,725	7.64%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$69,435	13.69%
UBS AG 677 Washington Blvd. Stamford, CT 06901	$44,111	8.70%
Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-1, Class B Noteholders
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$52,589	99.43%
Item 13. Certain Relationships and Related Transactions.

Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Not Applicable

Not Applicable.

(a) (3) The Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2004, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2000-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(e)	Independent Accountants' Report dated March 1, 2005 for Series 2000-1 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated March 1, 2005 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated March 1, 2005 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated March 1, 2005 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Annual Servicer's Certificate dated March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Credit Card Master Note Trust I by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD CREDIT CARD MASTER NOTE TRUST I (Registrant)

By: /s/ Edgar D. Ancona
Edgar D. Ancona Senior Vice President - Treasurer
Dated: March 24, 2005

Certification

I, Edgar D. Ancona, certify that:

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

Date: March 24, 2005

/s/ Edgar D. Ancona

Edgar D. Ancona

Senior Vice President - Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2000-1 Asset Backed Notes.
Exhibit 99(b)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-1 Asset Backed Notes.
Exhibit 99(c)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2001-2 Asset Backed Notes.
Exhibit 99(d)	Annual Statement to Noteholders for the year ended December 31, 2004 for Series 2002-1 Asset Backed Notes.
Exhibit 99(e)	Independent Accountants' Report dated March 1, 2005 for Series 2000-1 Asset Backed Notes.
Exhibit 99(f)	Independent Accountants' Report dated March 1, 2005 for Series 2001-1 Asset Backed Notes.
Exhibit 99(g)	Independent Accountants' Report dated March 1, 2005 for Series 2001-2 Asset Backed Notes.
Exhibit 99(h)	Independent Accountants' Report dated March 1, 2005 for Series 2002-1 Asset Backed Notes.
Exhibit 99(i)	Annual Servicer's Certificate dated March 1, 2005.