Form 10-K
period 2006-12-31
HSBC CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2007-03-29
CIK 1110503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. of Issuing Entity. 333-134419-01

HSBC CREDIT CARD MASTER NOTE TRUST (USA) I

(Exact name of Issuing Entity as specified in its charter)

HSBC RECEIVABLES FUNDING INC. I
(Exact name of Depositor as specified in its charter)

HSBC FINANCE CORPORATION
(Exact name of Sponsor as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization of Issuing Entity)	N/A (I.R.S. Employer Identification Number of the Issuing Entity)
88-0471289 (I.R.S. Employer Identification Number of the Depositor)

c/o HSBC Finance Corporation

Attn: Laurie Mattenson

2700 Sanders Road, Prospect Heights, Illinois 60070
(Address of principal executive offices of the Issuing Entity)

(847) 564-5000
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

Large accelerated filer ☐                                       Accelerated filer ☐                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Item 1B. Unresolved Staff Comments. None.

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information). None.

Item 1114(b)(2) of Regulation AB. Information Regarding Significant Enhancement Providers. None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information). None.

Item 1117 of Regulation AB. Legal Proceedings.

Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc, as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. Discovery has begun. At this time, we are unable to quantify the potential impact from this action, if any.

Beginning with Pinon et al. v. Bank of America, N.A., et al. (N.D. CA. No. C07 0772), HSBC Finance Corporation and HSBC North America Holdings Inc., as well as others, have been named as defendants in four class actions filed in the United States District Court for the Northern District of California. These purported nationwide class action suits allege that defendants impose excessive late and over-limit fees in violation of the National Bank Act, and that defendants have conspired to fix and maintain a “price floor” for late fees in violation of Section 1 of the federal Sherman Antitrust Act. The suits further claim violations of the California Business and Professions Code, Section 17200, et seq., the California Legal Remedies Act, the California Cartwright Act, and common law breach of covenant and unjust enrichment. The purported class seeks damages from January 31, 2003. While at least one of these suits has yet to have been served on any HSBC entity, a stipulation was filed on March 23, 2007 to consolidate these cases. At the present time, we are unable to quantify the potential financial impact from this action, if any.

PART II
Item 9B. Other Information. None.
PART III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions. None.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria. Reports on assessment of compliance required by Item 1122 of Regulation AB are filed as exhibits to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement. Compliance statements required by Item 1123 of Regulation AB are filed as exhibits to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 4.1

Second Amended and Restated Master Indenture, dated as of June 30, 2006, between Wilmington Trust Company, as owner trustee (the “Owner Trustee”) and HSBC Credit Card Master Note Trust (USA) I, as issuer, and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 4.2

Series 2006-1 Indenture Supplement, dated as of September 15, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated September 15, 2006, and filed with the Securities and Exchange Commission on September 15, 2006 (No. 333-74898-01)).

Exhibit 4.3

Second Amended and Restated Trust Agreement, dated as of June 30, 2006, between HSBC Receivables Funding Inc. I, (“HRFI I”), and Owner Trustee (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-133419)).

Exhibit 10.1

Second Amended and Restated Transfer and Servicing Agreement, dated as of June 30, 2006, among HRFI I, as transferor, HSBC Finance Corporation, as servicer, and Wilmington Trust Company, as Owner Trustee of the HSBC Credit Card Master Note Trust (USA) I, as issuer (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 006 (No. 333-134419)).

Exhibit 10.2

Second Amended and Restated Receivables Purchase Agreement, dated as of July 1, 2002, between HSBC Bank Nevada, N.A. and HSBC Receivables Acquisition Company I (“HRAC I”) (incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 10.3

Second Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2006 between HRAC I and HRFI I (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 23	Consent of KPMG LLP.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HSBC Finance Corporation, the servicer has duly caused this report to be signed on behalf of the HSBC Credit Card Master Note Trust (USA) I by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as servicer of and on behalf of the HSBC CREDIT CARD MASTER NOTE TRUST (USA) I (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Vice President and Chief Operating Officer - Treasury
Dated: March 28, 2007

Exhibit Index
Exhibit No.	Exhibit
Exhibit 4.1

Second Amended and Restated Master Indenture, dated as of June 30, 2006, between Wilmington Trust Company, as owner trustee (the “Owner Trustee”) and HSBC Credit Card Master Note Trust (USA) I, as issuer, and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 4.2

Series 2006-1 Indenture Supplement, dated as of September 15, 2006, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4.2 to the Issuing Entity's Current Report on Form 8-K dated September 15, 2006, and filed with the Securities and Exchange Commission on September 15, 2006 (No. 333-74898-01)).

Exhibit 4.3

Second Amended and Restated Trust Agreement, dated as of June 30, 2006, between HSBC Receivables Funding Inc. I, (“HRFI I”), and Owner Trustee (incorporated by reference to Exhibit 4.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-133419)).

Exhibit 10.1

Second Amended and Restated Transfer and Servicing Agreement, dated as of June 30, 2006, among HRFI I, as transferor, HSBC Finance Corporation, as servicer, and Wilmington Trust Company, as Owner Trustee of the HSBC Credit Card Master Note Trust (USA) I, as issuer (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 006 (No. 333-134419)).

Exhibit 10.2

Second Amended and Restated Receivables Purchase Agreement, dated as of July 1, 2002, between HSBC Bank Nevada, N.A. and HSBC Receivables Acquisition Company I (“HRAC I”) (incorporated by reference to Exhibit 10.2 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 No. 333-134419)).

Exhibit 10.3

Second Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2006 between HRAC I and HRFI I (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 23	Consent of KPMG LLP.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.