Form 10-K
period 2007-12-31
HSBC CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2008-03-26
CIK 1110503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. of Issuing Entity: 333-134419

HSBC CREDIT CARD MASTER NOTE TRUST (USA) I

(Exact name of Issuing Entity as specified in its charter)

Commission file No. of Depositor: 333-134419-01

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

Attn: Laurie S. Mattenson

26525 N. Riverwoods Blvd., Mettawa, Illinois 60045
(Address of principal executive offices of the Issuing Entity)

(224) 544-2000
(Issuing Entity's telephone number, including area code)

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

Large accelerated filer ☐..........Accelerated filer ☐..........Non-accelerated filer ☒..........Smaller reporting company ☐

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

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

None.

Substitute information provided in accordance with General Instruction J to Form 10-K:

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

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

Item 9B. Other Information.

None.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Exhibit Description

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

Exhibit 4.3

Series 2007-1 Indenture Supplement, dated as of July 31, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated July 31, 2007, and filed with the Securities and Exchange Commission on July 31, 2007 (No. 333-74898-01)).

Exhibit 4.4

Series 2007-2 Indenture Supplement, dated as of October 11, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated October 11, 2007, and filed with the Securities and Exchange Commission on October 11, 2007 (No. 333-74898-01)).

Exhibit 4.5

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

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. dated March 24, 2008.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 24, 2008.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.

(c) Not Applicable.

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

HSBC FINANCE CORPORATION, as servicer of and on behalf of the HSBC CREDIT CARD MASTER NOTE TRUST (USA) I (Issuing Entity)

By: /s/ Dennis J. Mickey Dennis J. Mickey Senior Vice President, Chief Operating Officer - Treasury
Dated: March 25, 2008

Exhibit Index
Exhibit No.	Exhibit Description
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

Exhibit 4.3

Series 2007-1 Indenture Supplement, dated as of July 31, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated July 31, 2007, and filed with the Securities and Exchange Commission on July 31, 2007 (No. 333-74898-01)).

Exhibit 4.4

Series 2007-2 Indenture Supplement, dated as of October 11, 2007, between Wilmington Trust Company, not in its individual capacity but solely as owner trustee on behalf of HSBC Credit Card Master Note Trust (USA) I, and the Indenture Trustee (incorporated by reference to Exhibit 4 to the Issuing Entity's Current Report on Form 8-K dated October 11, 2007, and filed with the Securities and Exchange Commission on October 11, 2007 (No. 333-74898-01)).

Exhibit 4.5

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

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 24, 2008.
Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. dated March 24, 2008.

Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 24, 2008.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.