Form 10-K
period 2008-12-31
HSBC CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2009-03-30
CIK 1110503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Address of principal executive office of the Issuing Entity)

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

None.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB. Legal Proceedings.

Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc, as well as other banks and Visa Inc. and MasterCard, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice. At this time, we are unable to quantify the potential impact from this action, if any.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

On January 9, 2009, the receivables seller transferred and assigned to an affiliate (HSBC Receivables Acquisition Corporation (USA) IV), all of its interest in and all of its obligations under: (i) the Amended and Restated Affinity Receivables Purchase Agreement dated as of December 9, 2008, between the originator and the receivables seller and (ii) the transferor receivables purchase agreement. As such, effective on January 9, 2009, HSBC Receivables Acquisition Corporation (USA) IV is the receivables seller for each of the Series 2006-1, 2007-1 and 2007-2 transactions issued by the issuing entity. In addition, effective on January 9, 2009, HSBC Finance Corporation sold its ownership interest in the depositor to an affiliate, HSBC Investment Corporation (Delaware).

HSBC Receivables Acquisition Corporation (USA) IV, a Delaware corporation, was incorporated on December 6, 2004 under the name of HSBC Private Label Acquisition Corporation (USA) and is a subsidiary of HSBC Bank USA, National Association. The address of HSBC Receivables Acquisition Corporation (USA) IV is 26525 North Riverwoods Boulevard, Mettawa, Illinois 60045. Its telephone number is (224) 544-7636. In the future, there may be other sellers of receivables to the depositor.

HSBC Receivables Acquisition Corporation (USA) IV purchases certain receivables from the originator, and may purchase from other account originators or other receivables sellers, receivables arising in credit card accounts and other assets. It may then, subject to certain conditions, sell those receivables to the depositor, which will, in turn, sell those receivables to the issuing entity.

The depositor, the subservicer, the receivables seller and the originator are each affiliates of the sponsor and the servicer. There are no material business relationships, agreements, arrangements, transactions, or understandings between the depositor or issuing entity and any of their affiliates, including the servicer, the sponsor, the receivables seller and the originator, which would have a material adverse effect on the receivables or the notes.

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

Exhibit 10.2

Amended and Restated Affinity Receivables Purchase Agreement, dated as of December 9, 2008 between HSBC Bank Nevada, N.A. and HSBC Receivables Acquisition Company I ("HRAC I") (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the issuing entity dated January 9, 2009, and filed with the Securities and Exchange Commission on January 9, 2009 (Nos. 333-134419 and 333-134419-01)).

Exhibit 10.3

Second Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2006 between HRAC I and HRFI I (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 30, 2009.
Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. dated March 30, 2009.
Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 30, 2009.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.

Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.

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
Dated: March 30, 2009

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

Exhibit 10.2

Amended and Restated Affinity Receivables Purchase Agreement, dated as of December 9, 2008 between HSBC Bank Nevada, N.A. and HSBC Receivables Acquisition Company I ("HRAC I") (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the issuing entity dated January 9, 2009, and filed with the Securities and Exchange Commission on January 9, 2009 (Nos. 333-134419 and 333-134419-01)).

Exhibit 10.3

Second Amended and Restated Receivables Purchase Agreement, dated as of June 30, 2006 between HRAC I and HRFI I (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Form S-3 of the issuing entity dated July 12, 2006, and filed with the Securities and Exchange Commission on July 12, 2006 (No. 333-134419)).

Exhibit 23.1	Consent of KPMG LLP to HSBC Finance Corporation dated March 30, 2009.
Exhibit 23.2	Consent of KPMG LLP to HSBC Card Services Inc. dated March 30, 2009.

Exhibit 23.3	Consent of KPMG LLP to HSBC Technology & Services (USA) Inc. dated March 30, 2009.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33.1	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 33.3	Report on Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Card Services Inc.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities of KPMG LLP with respect to HSBC Technology & Services (USA) Inc.
Exhibit 35.1	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation.
Exhibit 35.2	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Card Services Inc.
Exhibit 35.3	Servicer Compliance Certificate Pursuant to Item 1123 of Regulation AB Under the Securities Act of 1934 of HSBC Technology & Services (USA) Inc.