Form 10-K
period 2010-12-31
HSBC CREDIT CARD MASTER NOTE TRUST (USA) I
filed 2011-03-30
CIK 1110503

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One) [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File No. of Issuing Entity:  333-134419

HSBC CREDIT CARD MASTER NOTE TRUST (USA) I
(Exact name of Issuing Entity as specified in its charter)

Commission file No. of Depositor:  333-134419-01

HSBC RECEIVABLES FUNDING INC. I
(Exact name of Depositor as specified in its charter)
HSBC FINANCE CORPORATION
(Exact name of Sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of the Issuing Entity)
88-0471289 (I.R.S. Employer Identification Number of the Depositor)
c/o HSBC Finance Corporation
Attn: Victoria Stach
26525 N. Riverwoods Blvd., Mettawa, Illinois  60045
(Address of principal executive office of the Issuing Entity)

(224) 544-2000
(Issuing Entity's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]            Accelerated filer [ ]           Non-accelerated filer [x]           Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [x]

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

None.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments (Financial Information).

None.

Item 1117 of Regulation AB.  Legal Proceedings.

Since June 2005, HSBC Finance Corporation, HSBC North America, and HSBC, as well as other banks and Visa Inc. and Master Card Incorporated, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al.(E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard Incorporated and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. (“MDL 1720”). A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery, motion practice and mediation. On February 7, 2011, MasterCard Incorporated, Visa Inc., the other defendants, including HSBC Finance Corporation, and certain affiliates of the defendants entered into settlement and judgment sharing agreements (the “Agreements”) that provide for the apportionment of certain defined costs and liabilities that the defendants, including HSBC Finance Corporation and our affiliates, may incur, jointly and/or severally, in the event of an adverse judgment or global settlement of one or all of these actions. The Agreements also cover any other potential or future actions that are transferred for coordinated pre-trial proceedings with MDL 1720. We continue to defend the claims in this action vigorously and our entry into the Agreements in no way serves as an admission as to the validity of the allegations in the complaints. Similarly, the Agreements have had no impact on our ability to quantify the potential impact from this action, if any, and we are unable to do so at this time.

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

Exhibit 23	Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc. and HSBC Technology & Services (USA) Inc. dated March 28, 2011.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33
Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc. and HSBC Technology & Services (USA) Inc.

Exhibit 34
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
Dated: March 28, 2011

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

Exhibit 23	Consent of KPMG LLP to HSBC Finance Corporation, HSBC Card Services Inc. and HSBC Technology & Services (USA) Inc. dated March 28, 2011.
Exhibit 31	Certification Pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934.
Exhibit 33
Report on Assessment of Compliance With Applicable Servicing Criteria Pursuant to Item 1122 of Regulation AB Under the Securities Act of 1934 of HSBC Finance Corporation, HSBC Card Services Inc. and HSBC Technology & Services (USA) Inc.

Exhibit 34
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